Form 10QSB
period 1996-07-31
BRIDAL EXPOS INC
filed 1996-09-17
CIK 865723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                   July 31, 1996

                                        OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number : 0-18947

           BRIDAL EXPOS, INC.           (Exact name of small business issuer as
        --------------------------------
specified in its charter)

          NEW YORK                                     11-2455638
- - ----------------------------                       -------------------
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or                               Identification No.)
 organization)

               510 Montauk Highway, West Islip, New York  11795
                   (Address of principal executive offices)

                                (516) 669-1200
                          (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
     ---        ----

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                            Outstanding at
          Class                                             September 13, 1996
          -----                                             ------------------

          Common Stock, $.01 par value                          5,752,655

Transitional Small Business Disclosure Format (check one):

YES      ;  NO  X

    -----      ---

                              Page 1 of 11 pages.

                               No Exhibit Index.

                              BRIDAL EXPOS, INC.

                                     INDEX

                                                                      PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements:

     BALANCE SHEET                                                       3
     JULY 31, 1995 (Unaudited)

     STATEMENTS OF OPERATIONS -
     THREE MONTHS ENDED JULY 31, 1996
     AND 1995 (Unaudited)                                                4

     CONDENSED STATEMENTS OF CASH FLOWS -
     THREE MONTHS ENDED JULY 31, 1996
     AND 1995 (Unaudited)                                                5

     NOTES TO FINANCIAL STATEMENTS                                      6-7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATION                                       8-9

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                            10

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            SIGNATURE PAGE                                               11

PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                               BRIDAL EXPOS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                 JULY 31, 1996
                                 -------------

                                    ASSETS
                                    ------

Current Assets:

        Cash and cash equivalents..............................     $  208,931
        Accounts receivable (net of allowance for
        doubtful accounts of $54,759)..........................      1,450,304
        Prepaid expenses.......................................        453,770
        Salesmen advances......................................          7,621
                                                                    ----------
        Total current assets                                         2,120,626

        Property and equipment - at cost, less
           accumulated depreciation and amortization
           of $288,356.........................................        131,912
        Note receivable - officer..............................        541,175
                                                                    ----------
    Total assets...............................................     $2,793,713

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Accounts payable and accrued expenses..................     $  268,147
        Income taxes payable...................................         30,080
        Deferred income........................................      1,549,024
        Current portion of note payable........................          9,024
                                                                    ----------
          Total current liabilities............................      1,856,290

Note payable...................................................         36,156

Commitments and contingencies (Note 2).........................             --
                                                                    ----------

Total liabilities..............................................      1,892,446

Shareholders' equity:

        Common Stock, $.01 par value - 20,000,000

        shares authorized; 5,752,655 shares issued and
          outstanding..........................................         57,527
        Additional paid-in capital.............................        924,707
        Deficit................................................        (80,967)
                                                                    ----------

Total shareholders' equity.....................................        901,267
                                                                    ----------

         Total liabilities and shareholders' equity............     $2,793,713
                                                                    ==========

                See accompanying notes to financial statements.

                              BRIDAL EXPOS, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                FOR THE THREE MONTHS ENDED
                                                         JULY 31,
                                                    ----------------
                                                1996                  1995
                                                ----                  ----

Sales......................................   $   60,707           $       --
Cost of sales..............................       (4,776)              94,884
                                              ----------           ----------

Gross profit (deficit).....................       55,931              (94,884)
General and administrative expense.........      198,125              194,909
                                              ----------           ----------

Operating loss.............................     (142,194)            (289,793)
Interest and other income (note 2).........        5,561              164,082
                                              ----------           ----------

Loss before provision for
     income taxes..........................     (136,633)            (125,711)
Provision for income taxes.................       10,000                    0
                                              ----------           ----------

  Net loss.................................   $ (146,633)          $ (125,711)
                                              ==========           ==========

  Net loss per common share................       ($0.03)              ($0.02)
                                              ==========           ==========

Weighted average number of
     shares outstanding....................    5,752,655            5,752,655
                                              ==========           ==========



                See accompanying notes to financial statements.

                              BRIDAL EXPOS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED
                                                         JULY 31,
                                                    ----------------
                                                1996                  1995
                                                ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss...................................   $  (146,633)         $  (125,711)
Adjustments to reconcile net income to.....
Net cash used in operating activities:
Depreciation and amortization..............        11,576               11,250
Provision for loss on accounts receivables         20,738                   --
Accounts receivable........................      (223,489)            (334,259)
Prepaid expenses...........................       (87,636)            (202,214)
Deferred income............................       569,696              840,185
Accounts payable & accrued expenses........        (1,960)              52,825
Provision for income taxes.................        10,000                   --
                                              -----------          -----------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                         152,292              256,969

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.......          (428)             (62,325)
  Repayment of note receivable - officer...            --               18,750
  Note receivable - officer................        (3,095)            (163,750)
                                              -----------          -----------

     NET CASH USED IN
     INVESTING ACTIVITIES                          (3,523)            (207,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt repayments                                   (2,750)                  --
                                              -----------          -----------

     NET CASH USED FINANCING
     ACTIVITIES                                    (2,750)                  --
                                              -----------          -----------

     NET INCREASE IN
     CASH AND CASH EQUIVALENTS                    146,019               49,644

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD.......................         62,912               39,812
                                              -----------          -----------



CASH AND CASH EQUIVALENTS AT
END OF PERIOD..............................   $   208,931          $    89,456
                                              ===========          ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid..............................   $       809          $     2,032
                                              -----------          -----------
Income taxes paid..........................   $        --          $        --
                                              -----------          -----------


                See accompanying notes to financial statement.

                              BRIDAL EXPOS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Financial Statements
         --------------------

The accompanying unaudited condensed financial statements of Bridal Expos, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes that the results herein reflect all adjustments which are in the opinion of management necessary to fairly state the results and financial condition of the Company for the respective periods. These statements and notes thereto for the fiscal year ended April 30, 1996 included in the Company's annual report filed on Form 10-KSB. The general accounting policies followed by the Company are set forth in the audited financial statements included in such Form 10-KSB.

The results of operations for the three-month period are not necessarily indicative of the results that may by expected for the full fiscal year ending April 30, 1997.

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

Business Activity
- - -----------------

The Company is engaged in the business of producing and presenting bridal expositions in major cities throughout the continental United States.

Revenue Recognition
- - -------------------

Revenue from shows is recognized upon completion of the expositions in accordance with the terms of the various contracts. Revenue earned from national sponsorship is recognized ratably over the year.

Property and Equipment
- - ----------------------

Property and equipment are stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

The Company capitalizes leased equipment where the terms of the lease result in the transfer to the Company of substantially all the benefits and risks of ownership of the equipment.

Depreciation and amortization of property and equipment are computed utilizing accelerated or straight-line methods over the estimated useful lives of the respective assets.

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful lives of the improvements utilizing the straight-line method.

Legal Proceedings
- - -----------------

     The United States Securities and Exchange Commission (the "SEC") has conducted an investigation regarding the 1990 initial public offering of the Registrant and certain reports that were filed late, or omitted by the Registrant. This investigation led the SEC to file, on September 19, 1994, an action for injunctive and other relief in the United States District Court, Southern District New York, against several parties including the Registrant and William F. Heaton, III, President and Chief Executive Officer of the Registrant. In January 1995, the SEC staff issued a draft of a Final Judgement of Permanent Injunction and Other Relief on Consent against the Registrant and Mr. Heaton which was approved by the SEC and filed with the U.S. District Court, Southern District, New York on June 5, 1995 (the "Consent Judgement"). This Consent Judgement concludes the SEC investigation. Under the terms of this Consent Judgement, the Registrant and Mr. Heaton are enjoined from utilizing any means or instruments of transportation or communication in interstate commerce, or the use of the mails to directly or indirectly violate several sections of the Securities Act of 1933 (the "Securities Act"), the Securities Exchange Act of 1934 (the "Exchange Act"), and the regulations promulgated thereunder.

     The Registrant also has agreed to timely file those reports required by the Exchange Act and the regulations promulgated thereunder. Additionally, the Registrant has agreed to properly report the sale of securities and the use of proceeds as required under the Securities Act and the regulations promulgated thereunder, and to properly maintain its books, records and accounts. Mr. Heaton has agreed to pay to the Registrant, disgorgement of $107,000 and prejudgment interest thereon of $43,000 in multiple payments commencing on July 1, 1995 with the final installment on January 1, 1997. Lastly, Mr. Heaton agreed to pay a civil penalty of $25,000 to the United States Treasury.

                              BRIDAL EXPOS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ----------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this report.

A.     FINANCIAL CONDITION AND LIQUIDITY

As of July 31, 1996 and April 30, 1996, the Company had working capital of $264,336 and $405,116, respectively, and cash and cash equivalents of $208,931 and $62,912, respectively. The decrease in working capital and the corresponding increase in cash is principally attributable to the high level of deferred revenue during the first quarter of fiscal 1997 and the corresponding collections against the deferred revenue. Of the Company's approximately $2.8 million of current assets at July 31, 1996, over $450,000 consisted of prepaid expenses. The Company also had almost 1.5 million in net accounts receivable at July 31, 1996. During the first quarter of fiscal 1997 the Company had positive cash flow of $146,019. This resulted principally from cash received in respect of deferred revenue. Net accounts receivable increased by approximately $223,000 from April 30, 1996 to July 31, 1996 principally due to the high level of deferred revenue during the first quarter.

During August 1995, the Company entered into an agreement with a bank to borrow up to $200,000.00 under a revolving line of credit. Borrowings against the line bear interest at two (2%) percent above the bank's prime rate of interest and are payable in monthly installments of interest plus one sixtieth (1/60) of the outstanding balance. At July 31, 1996, borrowings against this line were $45,195.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for the remainder of fiscal 1997.

B.     RESULTS OF OPERATIONS

The Company's business is seasonal in nature, in that the Company spends the summer months each year planning and scheduling expositions to be held in the fall, winter and spring seasons. As a result, the Company does not generate significant sales income during the first quarter of its fiscal year.

Three months ended July 31, 1996 and 1995
- - --------------------------------     ----

Sales for the three months ended July 31, 1996 increased $60,707 to $60,707 from $0 for the corresponding period of the prior year, principally due to a decrease in the level of sales deferred during the first quarter of fiscal
1997 versus the first quarter of fiscal 1996: $1,549,024 and $2,055,084, respectively. The high level of deferred revenue at July 31, 1996 will be recognized during the remainder of the 1997 fiscal year.

Cost of sales during the first quarter of fiscal 1997 decreased by $90,108 from the first quarter of fiscal year 1996 principally due to decreased advertising.

General and administrative expense, which is generally fixed in nature, increased by $3,219 from the first quarter of fiscal 1996. The increase was principally attributable to salary increases during fiscal 1997.

Interest income in the first quarter of fiscal 1997 ($5,561) and first quarter of fiscal 1996 ($14,084) represents interest accrued on a loan payable from an executive officer of the Company.

Other income in Fiscal 1996 $150,000 is a one time disgorgement and prejudgment interest required to be paid by the Registrant's President to the Registrant as outlined in the final settlement with the Securities and Exchange Commission (see note 2).

As a result of the foregoing, for the quarter ended July 31, 1996, net loss was $146,634 ($.03 per share), as compared to a net loss of $125,711 ($.02 per share) for the corresponding quarter of fiscal 1996.

                              BRIDAL EXPOS, INC.



PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

     The United States Securities and Exchange Commission (the "SEC") has conducted an investigation regarding the 1990 initial public offering of the Registrant and certain reports that were filed late, or omitted by the Registrant. This investigation led the SEC to file, on September 19, 1994, an action for injunctive and other relief in the United States District Court, Southern District New York, against several parties including the Registrant and William F. Heaton, III, President and Chief Executive Officer of the Registrant. In January 1995, the SEC staff issued a draft of a Final Judgement of Permanent Injunction and Other Relief on Consent against the Registrant and Mr. Heaton which was approved by the SEC and filed with the U.S. District Court, Southern District, New York on June 5, 1995 (the "Consent Judgement"). This Consent Judgement concludes the SEC investigation. Under the terms of this Consent Judgement, the Registrant and Mr. Heaton are enjoined from utilizing any means or instruments of transportation or communication in interstate commerce, or the use of the mails to directly or indirectly violate several sections of the Securities Act of 1933 (the "Securities Act"), the Securities Exchange Act of 1934 (the "Exchange Act"), and the regulations promulgated thereunder.

     The Registrant also has agreed to timely file those reports required by the Exchange Act and the regulations promulgated thereunder. Additionally, the Registrant has agreed to properly report the sale of securities and the use of proceeds as required under the Securities Act and the regulations promulgated thereunder, and to properly maintain its books, records and accounts. Mr. Heaton has agreed to pay to the Registrant, disgorgement of $107,000 and prejudgment interest thereon of $43,000 in multiple payments commencing on July 1, 1995 with the final installment on January 1, 1997. Lastly, Mr. Heaton agreed to pay a civil penalty of $25,000 to the United States Treasury.


Item 6.     Exhibits and Reports on Form 8-K:

(a)     None.

(b) There were no Reports on Form 8-K filed by the Company during the quarter ended July 31, 1996.

                                  SIGNATURES
                                  ----------




     In accordance with the requirements of the Exchange Act, the issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     September 13, 1996




                                  BRIDAL EXPOS, INC.
                               -----------------------------
                                  (Registrant)



                               By:
                                  -----------------------
                                William F. Heaton
                                President/Chief Financial Officer
                                (Principal Executive, Accounting and Financial Officer)