Form 10QSB
period 1996-10-31
BRIDAL EXPOS INC
filed 1996-12-23
CIK 865723

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 1996

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number : 0-18947

                               BRIDAL EXPOS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          NEW YORK                                            11-2455638
----------------------------                             --------------------
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or                                      Identification No.)
 organization)

                510 Montauk Highway, West Islip, New York 11795
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (516) 669-1200
                          ---------------------------
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
    ------       ------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                          Outstanding at
               Class                                      December 18, 1996
               -----                                      -----------------
               Common Stock, $.01 par value                    5,752,655


Transitional Small Business Disclosure Format (check one):

YES      ;  NO   X
    -----      -----
                               Page 1 of 12 pages
                      Index of Exhibits appears on page 12

                               BRIDAL EXPOS, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements:

     BALANCE SHEET                                                         3
     OCTOBER 31, 1996 (Unaudited)

     STATEMENTS OF OPERATIONS -
     THREE MONTHS ENDED OCTOBER 31, 1996

     AND 1995 (Unaudited)                                                  4

     STATEMENTS OF OPERATIONS -
     SIX MONTHS ENDED OCTOBER 31, 1996

     AND 1995 (Unaudited)                                                  5

     CONDENSED STATEMENTS OF CASH FLOWS -
     SIX MONTHS ENDED OCTOBER 31, 1996

     AND 1995 (Unaudited)                                                  6

     NOTES TO FINANCIAL STATEMENTS                                       7-8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

            PLAN OF OPERATION                                           9-10

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              11

            SIGNATURE PAGE                                                12

PART I

ITEM 1.     FINANCIAL STATEMENTS

                               BRIDAL EXPOS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                OCTOBER 31, 1996


                                     ASSETS
Current Assets:

        Cash and cash equivalents.........................................       $  300,324
        Accounts receivable (net of allowance for
          doubtful accounts of $54,759)...................................        1,517,918
        Prepaid expenses..................................................          207,155
        Salesmen advances.................................................           26,875
                                                                                 ----------

        Total current assets..............................................        2,052,273

Property and equipment - at cost, less accumulated

          depreciation and amortization of $299,932.......................          126,877
Note receivable - officer.................................................          550,482
                                                                                 ----------

     Total assets.........................................................       $2,729,632
                                                                                 ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

        Accounts payable and accrued expenses.............................       $  468,531
Income taxes payable......................................................           21,479
Current portion of note payable (Note 3)..................................           13,271
        Deferred revenue..................................................        1,407,616
                                                                                 ----------

    Total current liabilities.............................................        1,910,897

Note Payable (Note 3).....................................................           53,085
Commitments and contingencies (Notes 2 and 3).............................               --
                                                                                 ----------
     Total liabilities....................................................        1,963,982


Shareholders' equity:

        Common Stock, $.01 par value -
          20,000,000 shares authorized;
          5,752,655 shares issued and outstanding.........................           57,527
        Additional paid-in capital........................................          924,707
        Deficit...........................................................          (216,584)
        Total shareholders' equity........................................          765,650
                                                                                 ----------

        Total liabilities and  shareholders' equity.......................       $2,729,632
                                                                                 ==========

                See accompanying notes to financial statements.

                               BRIDAL EXPOS, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                             OCTOBER 31,
                                                    ----------------------------
                                                     1996               1995
                                                     ----               ----
Sales........................................       $  877,254        $  846,800

Cost of sales................................          772,570           613,801
                                                    ----------        ----------
Gross profit.................................          104,684           232,999
General and administrative expense...........          237,132           269,318
                                                    ----------        ----------

Operating (loss) income......................         (132,448)          (36,319)
Interest and other income (net)..............           14,141            15,031
                                                    ----------        ----------
(Loss) income before provision for
     income taxes............................         (118,307)           21,288)
Provision for income taxes...................           10,010               862_
                                                    ----------        -----------
  Net loss...................................       $ (128,317)       $  (22,150)
                                                    ==========        ===========
  Net loss per common share..................           ($0.02)            $0.00
                                                    ==========        ==========

Weighted average number of

     shares outstanding......................         5,752,655        5,752,655
                                                    ===========       ==========

                See accompanying notes to financial statements.

                               BRIDAL EXPOS, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               FOR THE SIX MONTHS ENDED
                                                       OCTOBER 31,
                                             -----------------------------
                                                 1996              1995
                                                 ----              ----
Sales . . . . . . . . . . . . . . .          $  937,961         $  846,800

Cost of sales . . . . . . . . . . .             856,829            708,685
                                             ----------         ----------
Gross profit. . . . . . . . . . . .              81,131            138,115
General and administrative
     expense. . . . . . . . . . . .             369,979            464,227
                                             ----------         ----------
Operating income (loss) . . . . . .            (288,847)          (326,112)
Interest income (Note 2). . . . . .              16,607            179,113
                                             ----------         ----------
Loss before provision for
     income taxes . . . . . . . . .            (272,240)          (146,999)

Provision for income taxes. . . . .              10,010                862
                                             ----------         ----------
  Net (loss). . . . . . . . . . . .          $ (282,250)        $ (147,861)
                                             ==========         ==========
  Net (loss) per common
     share. . . . . . . . . . . . .              ($0.05)            ($0.03)
                                             ==========         ==========

Weighted average number of
     shares outstanding . . . . . .           5,752,655          5,752,655
                                             ==========         ==========

                See accompanying notes to financial statements.

                               BRIDAL EXPOS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       FOR THE SIX MONTHS ENDED
                                                                               OCTOBER 31,
                                                                 ------------------------------------
                                                                     1996                    1995
                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss...................................................      $  (282,250)            $  (147,861)
Adjustments to reconcile net income to
net cash used in operating activities:

  Depreciation and amortization............................           23,152                  22,124
  Provision for loss on accounts receivables...............           20,738                  39,893
  Accounts receivable......................................         (291,103)               (419,776)
  Prepaid expenses and also assets.........................          139,725                (169,735)
  Deferred revenue.........................................          428,288                 815,366
  Income tax provision.....................................            1,399                      --
  Accounts payable & accrued expenses......................          198,424                 116,564
                                                                 -----------             -----------
     NET CASH PROVIDED BY

     OPERATING ACTIVITIES..................................          238,373                 256,575

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment.......................           (6,970)                (62,323)

     NET CASH USED IN

     INVESTING ACTIVITIES..................................           (6,970)                (62,323)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note receivable - officer................................          (12,402)               (177,102)
  Repayment of officer's note receivable...................               --                  37,500
  Additional borrowings on note (net)......................           18,411                      --
                                                                 -----------             -----------

     NET CASH USED IN

     FINANCING ACTIVITIES..................................            6,009                (139,602)
                                                                 -----------             ------------


     NET INCREASE IN

     CASH AND CASH EQUIVALENTS.............................          237,412                  54,650

CASH AND CASH EQUIVALENTS AT

BEGINNING OF PERIOD........................................           62,912                  39,812
                                                                 -----------             -----------

CASH AND CASH EQUIVALENTS AT

END OF PERIOD..............................................      $   300,324             $    94,462
                                                                 ===========             ===========

SUPPLEMENTAL DISCLOSURES:

Interest paid..............................................      $     1,126             $     2,626
                                                                 ===========             ===========

Income taxes paid..........................................      $     8,601             $       862
                                                                 ===========             ===========

                See accompanying notes to financial statements.

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

The results of operations for the six-month period are not necessarily indicative of the results that may by expected for the full fiscal year ending April 30, 1997.

NOTE 2 - Summary of Significant Accounting Policies

Business Activity

The Company is engaged in the business of producing and presenting bridal expositions in major cities throughout the continental United States.

Revenue Recognition

Revenue from shows is recognized upon completion of the expositions in accordance with the terms of the various contracts.

Property and Equipment

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

Legal Proceedings

Under a Consent Judgement entered into between the U.S. Securities and Exchange Commission and William F. Heaton, III et.al., related to the Registrant's 1990 initial public offering, Mr. Heaton has agreed to pay disgorgement to the Registrant of $107,000 and prejudgment interest thereon of $43,000 in multiple payments commencing on July 1, 1995 with a final installment on January 1, 1997.

Note 3 - Notes Payable

During August 1995, the Company entered into an agreement with a bank to borrow up to $200,000 under a revolving line of credit that is secured with the personal property of the Company. Borrowings against the line bear interest at two (2%) percent above the bank's prime rate of interest and are payable in monthly installments of interest plus one-sixtieth (1/60) of the outstanding balance. At October 30, 1996, the Registrant had outstanding borrowings against this line of $66,356.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this report.

A.     FINANCIAL CONDITION AND LIQUIDITY

As of October 31, 1996, the Company had working capital of $141,376 and cash and cash equivalents of $300,324. Working capital decreased and cash increased correspondingly. This is principally attributable to the high level of deferred revenue during the first half of fiscal 1997 and the corresponding collections against the deferred revenue. Of the Company's approximately $2.1 million of current assets at October 31, 1996, approximately $200,000, consisted of prepaid expenses. The Company also had over $1.5 million in net accounts receivable at October 31, 1996. During the first two quarters of fiscal 1996, the Company had a positive cash flow of $237,412. This resulted principally from cash received in respect of deferred revenue. Net accounts receivable increased by approximately $270,000 from April 30, 1996 to October 31, 1996 principally due to the high level of deferred revenue during the first two quarters.

During August 1995, the Company entered into an agreement with a bank to borrow up to $200,000 under a revolving line of credit secured with the personal property of the Company. Borrowings against the line bear interest at two (2%)

percent above the bank's prime rate of interest and are payable in monthly installments of interest plus one-sixtieth (1/60) of the outstanding balance. At October 31, the Registrant had outstanding borrowings against this line of $66,356.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for the remainder of fiscal 1997.

B.     RESULTS OF OPERATIONS

The Company's business is seasonal in nature, in that the Company spends the summer months each year planning and scheduling expositions to be held in the fall, winter and spring seasons. As a result, the Company does not generate significant sales income until the second week of September.

Three months ended October 31, 1996 and 1995

Sales for the three months ended October 31, 1996 increased $30,454 (3.6%) from $846,800 to $877,254 for the corresponding period of the prior year, principally due to an increase in local sponsorship of its expositions. The Company anticipates increased national sponsorship during the third and fourth quarters of fiscal 1997. Deferred Revenue decreased $612,649 from $2,030,265 to $1,407,616. The decrease is principally attributable to the Company's ability to sign two year contracts in fiscal 1996 worth approximately $642,000. No two year contracts were signed in fiscal 1997. The high level of deferred revenue at October 31, 1996 will be principally recognized during the remainder of the 1997 fiscal year.

Cost of sales during the second quarter of fiscal 1997 increased by $158,769 (25.9%) from the same period of fiscal year 1996 principally due to the increased advertising to attract more local and national sponsors.

General and administrative expense, which is generally fixed in nature, decreased by $32,186 (12.0%) from the second quarter of fiscal 1996. The decrease was principally attributable to a decrease in the Company's bad debt provision during fiscal 1997.

Interest income in the second quarter of fiscal 1997 ($12,402) and the second quarter of fiscal 1995 ($15,031) represents interest accrued on a loan payable from an executive officer of the Company.

As a result of the foregoing, for the quarter ended October 31, 1996, net loss was $128,317, as compared to net loss of ($22,150) for the corresponding quarter of fiscal 1996.

The Company's gross profit margin for the second quarter of fiscal 1997 decreased from the gross profit margin for the second quarter of fiscal 1996; 11.9% and 27.5% respectively. The decrease is attributable to increased advertising in fiscal 1997.


Six months ended October 31, 1996 and 1995

Sales for the six months ended October 31, 1996 were $937,961 an increase of $91,161 (10.8%) from $846,800 in sales for the corresponding period of fiscal 1996. This increase is principally attributable to an increase in local sponsorship of its expositions. The Company anticipates increased national sponsorships during the third and fourth quarters of fiscal 1997.

During the first six months of fiscal 1997, the Company experienced a significant decrease in its gross profit margin of 7.7% from the corresponding period of fiscal 1996, from 16.3% to 8.6%. The decrease was principally attributable to an increase in advertising during the first half of fiscal 1997, to spur sales for the remainder of fiscal 1997.

General and administrative expense decreased over the first six months of fiscal 1997 by approximately $94,248. This decrease is principally attributable to a decrease in the Company's bad debt provision during fiscal 1997 and managements increased efforts to cut costs.

Interest income in fiscal 1997 represents interest accrued on a loan payable from an officer of the Company.

Other income in fiscal 1996 of $150,000 is disgorgement and prejudgment interest required to be paid by the Registrant's President to the Registrant as outlined in the final settlement with the Securities and Exchange Commission (see note 2).

As a result of the foregoing, for the six months ended October 31, 1996, the Company's net loss was $282,250 ($.05 per share), as compared to a net loss of $147,861 ($.03 per share) for the six months ended October 31, 1995.

                               BRIDAL EXPOS, INC.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K:

(a)  Exhibits:  None

(b)  Reports on Form 8K:  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 18, 1996

                                                        BRIDAL EXPOS, INC.
                                                  -----------------------------
                                                          (Registrant)

    By:  /s/ William F. Heaton
         ---------------------------------
         William F. Heaton
         President/Chief Financial Officer
         (Principal Executive, Accounting
          and Financial Officer)